Form 10QSB
period 2002-09-30
IMAGE ANALYSIS INC
filed 2002-11-19
CIK 1080975

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       OR

Transition  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
1934

            For the Transition Period from ___________ to____________


                         Commission File Number 0-49695


                              Image Analysis, Inc.
                 (Name of Small Business Issuer in its charter)

            Oklahoma                                       73-1552303
--------------------------------                     -----------------------
(State or other jurisdiction of                      (IRS Employer I.D. No.)
 incorporation or organization)

                             9202 South Toledo Ave.
                              Tulsa, Oklahoma 74137
              (Address of principal executive offices and Zip Code)

                                 (918) 481-0167
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No   __
     --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 8,629,600 shares of Common Stock, $0.001 par value, outstanding as of November 15, 2002.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                          Index to Financial Statements


Consolidated Balance Sheet at September 30, 2002 (Unaudited).............................................. 3

Consolidated Statements of Operations for the period from inception (October 6, 1998) to September 30,
2002 and for the Nine months ended September 30, 2002 and 2001 and for the three months ended
September 30, 2002 and 2001 (Unaudited)................................................................... 4

Consolidated Statements of Cash Flows for the period from inception (October 6, 1998) to September 30,
2002 and for the nine months ended September 30, 2002 and 2001 (Unaudited)................................ 5

Notes to Consolidated Financial Statements (Unaudited).................................................... 6


                              Image Analysis, Inc.
                          (A Development Stage Company)

                           Consolidated Balance Sheet
                         September 30, 2002 (Unaudited)






                 ASSETS
Current assets
Cash                                                                $ 181
Prepaid Expenses                                                    4,011
                                                              -----------
   Total current assets                                             4,192
                                                              -----------
Other assets
License Agreement, net of accumulated amortization                  7,700
                                                              -----------

TOTAL ASSETS                                                     $ 11,892
                                                              ===========

       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities                         $ 10,422
Due to ARGO                                                        60,000
Due to NorTech                                                     39,900
Due to Quasar Trust-Note 7                                         75,915
Related party payables-Note 5                                      72,087
                                                              -----------
   Total current liabilities                                      258,324
                                                              -----------
Shareholders' deficit
Preferred stock, $0.001 par value,
5,000,000 shares authorized;
no shares issued and outstanding                                        -
Common stock, $0.001 par value,
45,000,000 shares authorized;
8,629,600 shares issued and outstanding-Note 8                      8,630
Paid in capital                                                 3,994,270
Deficit accumulated during the development stage               (4,249,332)
                                                              -----------
Net capital deficiency                                           (246,432)
                                                              -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $ 11,892
                                                              ===========




The accompanying notes are an integral part of the financial statements


                              Image Analysis, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
         From Inception (October 6, 1998) through September 30, 2002 and
            For the Nine Months Ended September 30, 2002 and 2001 and For the
       Three Months Ended September 30, 2002 and 2001 (Unaudited)



                                          From inception
                                             (October 6,     Nine Months Ended September 30,     Three Months Ended Septemer 30,
                                           1998) through     -------------------------------     -------------------------------
                                      September 30, 2002          2002               2001              2002            2001
                                      ------------------     -------------      ------------       -----------      -----------

Revenue                                              $ -                                                   $ -             $ -

Expenses
Research and development                         547,989            72,200           4,989                   -             485
Purchased research and development             1,142,000         1,142,000               -                   -               -
Accounting and Legal Services                    101,985            19,804          23,598               4,597           9,363
Consulting Fees                                  712,673           141,887         161,275              11,563         291,850
Value of services contributed                  1,460,000           300,000         301,563             100,000         101,563
General and administrative                       231,650            23,284          38,983               1,348          26,531
   Total operating expenses                    4,196,297         1,699,175         530,408             117,508         429,792

Operating loss                                (4,196,297)       (1,699,175)       (530,408)           (117,508)       (429,792)

Interest expense                                  53,035             6,109           6,007               2,127           2,025

Net loss                                    $ (4,249,332)     $ (1,705,284)     $ (536,415)         $ (119,635)     $ (431,817)

Weighted average shares outstanding            8,191,084         8,990,811       7,862,000           8,972,600       7,862,000

Net loss per share                               $ (0.52)          $ (0.19)        $ (0.07)            $ (0.01)        $ (0.05)




The accompanying notes are an integral part of the financial statements


                              Image Analysis, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
        From Inception (October 6, 1998) through September 30, 2002, and
        For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)



                                                                From Inception                Nine Months Ended
                                                          (October 6, 1998) to     ----------------------------------------
                                                            September 30, 2002     September 30, 2002    September 30, 2001
                                                          --------------------     ------------------    ------------------
Operating activities
Net loss                                                          $ (4,249,332)          $ (1,705,284)           $ (536,415)
Plus non-cash charges:
Purchased research and development                                   1,142,000              1,142,000                     0
Amortization of sponsored research and license agreements              396,290                    300                     -
Value of common stock options granted to
  non-employees for services                                            58,250                      -                     -
Value of common stock payable to non-employees for services            280,000                      -               420,000
Value of services contributed by employees                           1,460,000                300,000               200,000
Change in working capital accounts:
Related party receivables                                                    -                 15,254                20,000
Prepaid expenses                                                        (4,011)                (2,511)               23,975
Accounts payable                                                        10,422                  2,495                (7,466)
Accrued rental obligation                                                8,361                  8,361                     -
Accrued liabilities                                                     99,900                 (2,800)              (17,970)
Interest payable                                                        25,715                  6,008                 3,982
                                                          --------------------     ------------------    ------------------
      Total operating activities                                      (772,405)              (236,177)              106,106
                                                          --------------------     ------------------    ------------------

Financing activities
Loans from related parties                                             578,212                 13,825                48,700
Repayment of loans from related parties                               (464,286)               (20,767)                    -
Sale of common stock for cash
To founders                                                              5,110                      -                     -
To third-party investors                                             1,144,750                127,500                     -
Less:  issue costs                                                    (195,800)                     -                     -
                                                          --------------------     ------------------    ------------------
      Total financing activities                                     1,067,986                120,558                48,700
                                                          --------------------     ------------------    ------------------

Investing activities
Cash acquired in DIET Transaction                                      100,000                100,000                     -
Payment of license and sponsored research obligations                 (395,400)                     -                     -
                                                          --------------------     ------------------    ------------------
      Total investing activities                                      (295,400)               100,000                     -
                                                          --------------------     ------------------    ------------------

Change in cash                                                             181                (15,619)              154,806
Cash at beginning of period                                                  -                 15,800                 1,871
                                                          --------------------     ------------------    ------------------
Cash at end of period                                                    $ 181                  $ 181             $ 156,677
                                                          ====================     ==================    ==================

Supplemental cash flow information:
Cash paid for interest                                                $ 53,933                    $ -                   $ -




The accompanying notes are an integral part of the financial statements

                              Image Analysis, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
         From Inception (October 6, 1998) through September 30, 2002 and
              For the Nine Months Ended September 30, 2002 and 2001

Note 1--  Organization and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

Organization and Nature of Operations
Image Analysis ("the Company") owns the exclusive worldwide rights to manufacture and market a patented software program and process ("Color MRI Technology") by which gray digital images produced by Magnetic Resonance Imaging machines ("MRIs") are colored with realistic colors and combined using a personal computer for easy viewing and analysis.

Development Stage Operations
The Company was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital to develop the Color MRI Technology.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions are eliminated in consolidation. At September 30, 2002, the Company's sole subsidiary, Digital Image Enhancement Technologies, was inactive.

Compensation of Officers and Employees
The Company's officers and other employees serve without pay or other non-equity compensation. The fair value of these services was estimated by management and was recorded as an expense with an offsetting entry to paid in capital. For the nine months ended September 30, 2002 and 2001, and for the period from inception (October 6, 1998) to September 30, 2002, the Company recorded $300,000, $300,000, and $1,460,000, respectively, as a capital contribution by the officers and other employees.

Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

Income Taxes
The Company uses the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Earnings (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". Under the provision of SFAS No. 128, basic net income
(loss) per share is calculated by dividing net income (loss) available to Common Stockholders for the period by the weighted average shares of Common Stock of the Company outstanding during the period (see Note 10). Diluted net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of Common Stock assumes the dilutive effect of stock options.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development ("R&D") Costs
Costs related to developing the Color MRI Technology are expensed as incurred. The Company also includes amortization of licenses as R&D cost.

Consulting Fees
The types of costs included as "Consulting Fees" on the income statement consist of cash payments and/or the value of common stock issued as payment to consultants for services provided. Of the total amount recorded as consulting fees, $55,000 was paid to a marketing consultant who will facilitate the transition of the Company's MRI Colorization software from the Research and Development stage to a marketable product. Additionally, $65,000 was paid to a consultant for investor relations services.

New Accounting Standards
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. The Company will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets", and SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company adopted SFAS No. 142 on January 1, 2002. The Company will amortize its current intangible asset in accordance with the license agreement that specifies a life of 20 years.

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company adopted SFAS No. 143 on January 1, 2002. Adoption of SFAS No. 143 had no impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions". SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 had no impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing pronouncements. The provisions of SFAS No. 145 are generally applicable for fiscal years beginning or transactions occurring after May 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 145 on its financial statements.

In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company will be required to adopt SFAS No, 146 for exit or disposal activities initiated after December 31, 2002. The Company does not expect a material impact from the adoption of SFAS No. 146 on its financial statements.

Note 2--  Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $4,249,332 for the period from Inception (October 6, 1998) to September 30, 2002. In addition, on August 1, 2002, the Company received a letter from the University of South Florida Research Foundation ("USFRF") stating its intent to terminate the license to the Color MRI Technology because of an alleged breach of "best efforts" obligations under the license agreement. The Company has not violated its best efforts obligations and as such denies that USFRF has any basis to terminate the license agreement. The Company is working to resolve this dispute, but there is no assurance that the matter can be resolved without litigation.

Although management intends to provide the necessary development and operating capital through sales of its Common Stock and the sale of software using the Color MRI Technology, these plans depend on the Company's successful completion of an offering of its Common Stock to raise the capital required to bring the Color MRI Technology to market. There is no assurance that their efforts to raise capital will be successful. Consequently, the ability of the Company to continue as a going concern is doubtful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--  Acquisition of Digital Image Enhancement Technologies, Inc.

On May 8, 2002, the Company entered into an Agreement and Plan of Acquisition with Digital Image Enhancement Technologies, Inc. ("DIET"), a Florida corporation, whereby the Company issued 500,000 shares of its common stock for all the issued and outstanding common stock of DIET. DIET was formed in April of 2002 for the purpose of securing a license agreement from the University of Houston ("UH") for an image enhancement technology that removes "noise" from digital images. Under the terms of the Agreement and Plan of Acquisition, the Company issued to 465,000 shares and 35,000 shares of Company common stock, respectively, to UTEK Corporation ("UTEK") and UH, the shareholders of DIET. As a result of the transaction, DIET became a wholly-owned subsidiary of Image Analysis. The 500,000 shares of common stock were valued at $2.50 per share, based on recent stock transactions, resulting in a transaction value of $1,250,000. Since development of DIET's image enhancement technology is in process and not complete, the Company expensed $1,142,000 of the transaction value as purchased research and development.

Note 4--  Other Assets

Exclusive License- Color MRI Technology
         On January 28, 1999, the Company acquired the Exclusive License to the Color MRI Technology pursuant to the Image-FL merger. The Company recorded the Exclusive License asset at its cost of $55,590. The exclusive License asset was amortized using the straight-line method over a 21-month period. The asset was fully amortized as of December 31, 2001, prior to the adoption of SFAS No. 142 (see Note 1).

         On August 1, 2002, the Company received a letter from the USFRF which asserted that the Company had materially breached its best-efforts obligations under the license agreement, which relates to the color MRI technology. The letter further stated that if the best-efforts breach was not cured within 45 days, then the USFRF License Agreement shall terminate. The Company has not breached its best efforts obligations under the agreement and sent a letter to USFRF stating its position. The Company believes that USFRF has no basis for attempting to terminate the license and believes that it has been damaged by USFRF's letter. The Company is attempting to resolve the matter without litigation, but there is no assurance that its efforts will be successful. The loss of the license to the color MRI technology could have a materially adverse effect on the Company's future prospects.

Exclusive License--Digital Enhancement Technology
On May 7, 2002, DIET, which the Company acquired on May 8, 2002 (see Note 3), signed an exclusive license agreement with UH for use of the image enhancement technology. The Company recorded the Exclusive License assets at DIET's cost of $8,000, which was paid by DIET prior to the acquisition. The Exclusive License asset is being amortized over its life of 20 years using the straight-line method. At September 30, 2002, the Company had recorded $300 in accumulated amortization.

Note 5--  Related Party Transactions

         The Company rents commercial office space from a related party on a month-to-month basis. The office space is shared with other companies for which the Company's officers and its employees provide services. The Company's share of the monthly rent expense is approximately $1,600 per month. In addition to office space, the Company shares staff and other administrative expenses with these other companies. From time to time, the Company and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of September 30, 2002, Image's payable to the other companies was $59,518 and its receivable was $4,789. The Company has an allowance that fully offsets the balance of the receivable due to concern regarding the collectibility of the account.

Note 6--  Income Taxes

The deferred tax assets and liabilities are as follows:
                                               September 30, 2002
                                            ----------------------
 Net operating loss benefit                             $1,029,546
 Less: Valuation allowance                              (1,029,546)
                                            ----------------------
          Net Deferred Tax Benefit                              --
                                            ----------------------

As of September 30, 2002, the Company had a net operating loss carry-forward of approximately $2,651,082. This will begin to expire in 2018. Deferred taxes reflect a combined federal and state tax rate of approximately 38%. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of SFAS 109.

Note 7--  Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreement for Color MRI Technology
In connection with the exclusive License Agreement, the Company agreed to pay to USFRF, the exclusive licensor of the Color MRI Technology, a royalty equal to the greater of (a) five percent (5%) of revenue from the sale of products using the Color MRI Technology and improvements thereto or as a minimum (b) zero (0) dollars for the first twenty four (24) months; $5,000 at the end of year three
(3); $6,000 at the end of year four (4); $7,200 at the end of year five (5); $8,640 at the end of year six (6); $10,368 at the end of year seven (7); and the same sum for each successive year thereafter during the term of the exclusive License Agreement. The royalty obligation will expire after the longer of twenty
(20) years or the expiration of the last to expire patent that covers the licensed intellectual property.

As a result of the Sponsored Research Agreement, the Company has agreed to pay a 1% royalty on Net sales of the Color MRI Technology to Brenau University. Royalties are payable quarterly, beginning with the date of issue of the first patent that results from this sponsored research project. The duration of the exclusive license is the greater of the life of the technology or 15 years.

Future Royalty Obligations Under Exclusive License Agreement for Digital Image Enhancement Technology In connection with the exclusive License Agreement, the Company agreed to pay to UH, the exclusive licensor of DIET, a royalty consisting of (a) 3.0% (three percent) of the Company's net sales and 1.0% (one percent) of the Company's net service fees (b) the greater of 50% (fifty percent) of all payments received from affiliates or sublicenses based on that affiliate or sublicenses' net sales, or 1.5% (one and one-half percent) of net sales by affiliates or sublicenses (c) the greater of 50% (fifty percent) of all payments received from affiliates or sublicenses based on that affiliate or sublicenses' net service fees, or 0.5% (one-half percent) of net service fees made by affiliates or sublicenses. As a minimum, the Company will be required to pay to UH (a) $10,000 (ten thousand dollars) on May 1, 2004 and (b) $15,000 (fifteen thousand dollars) on May 1 of each year after the year 2005. The royalty obligation will expire after the longer of twenty (20) years or the expiration of the last to expire patent that covers the licensed intellectual property.

ARGO Agreement
On September 15, 2000, the Company signed a consulting agreement with ARGO Corporate Partners, Inc. ("ARGO") under which ARGO will provide business consulting services to the Company for a period of one year. On August 28, 2001, the Company signed a Contract Settlement Agreement with ARGO that released each party from any further obligation related to the initial consulting agreement. Pursuant to this agreement, the Company agreed to pay ARGO a cash fee of $60,000. As of September 30, 2002, the Company still owed the $60,000.

NorTech
During 2001, NorTech a software development company, provided consulting services related to the Company's MRI Colorization Software for which the Company was invoiced and had recorded $39,900 in accrued liabilities for the year ended December 31, 2001.

Quasar Irrevocable Trust
On June 30, 2002, a motion for summary judgment was granted to Quasar Irrevocable Trust for $46,833 of principal, $24,110 of accrued interest and $ $1,906 for additional costs and attorney's fees related to Quasar's petition filed November 19, 2001, demanding payment for outstanding loans due from the Company. The Company is presently attempting to arrange payment of the judgment with shares of its common stock. There is no assurance that the Company will be successful in arranging such payment. As of September 30, 2002, the Company had accrued $75,915 on the balance sheet relating to this claim.

Note 8--  Common Stock and Paid in Capital

During the quarter ended September 30, 2002, there were no common stock transactions.

Note 9--  Stock Options

Incentive Stock Option Plan
On October 14, 1998, the Board of Directors and shareholders approved the adoption of the Image Analysis Incentive Stock Option Plan, pursuant to which 3,500,000 shares of Common Stock was reserved. At September 30, 2002, no stock options were granted or outstanding.

Options Granted to Non-Employees
As of September 30, 2002, the Company had outstanding options to purchase up to 250,000 shares of common stock at exercise prices ranging from $1.00 per share to $2.00 per share. Of the outstanding options, 50,000 were granted on October 17, 2000, to FinMap Corporation, an advertising and public relations firm, at an exercise price of $1.00 per share and with an expiration date of October 17, 2003; and 100,000 each were granted on August 31, 2001, to the inventor of the color MRI technology and to a software development consultant at an exercise price of $2.00 per share and with an expiration date of December 31, 2004. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant as determined by the Board based on proximate stock transactions. Details concerning compensation cost recorded by the Company during the relevant time periods is reflected in the Company's audited financial statements for the year ended December 31, 2001.

For the nine months ended September 30, 2002, no options were granted, exercised or forfeited.

The following table summarizes information about stock options outstanding at September 30, 2002:




                                    Options Outstanding                    Options Exercisable
                        --------------------------------------------    ---------------------------
                                           Weighted
                                            Average         Weighted                      Weighted
                               Number     Remaining          Average          Number       Average
Range                     Outstanding   Contractual         Exercise     Exercisable      Exercise
of Exercise Prices        at 09/30/02          Life            Price    at 09/30/02          Price
------------------        -----------  ------------        ----------    -----------      --------

Non-Employees:
      $1.00-$2.00             250,000     2.01 Years          $1.80          250,000         $1.80


Note 10-- Earnings per Share

Basic and diluted EPS for the nine months ended September 30, 2002 an 2001, and the period from inception (October 6, 1998) to September 30, 2002, were computed as follows:




                                                                            Nine Months            Nine Months
                                                    Inception to                  Ended                  Ended
                                              September 30, 2002     September 30, 2002     September 30, 2001
                                           ----------------------  ---------------------  ---------------------
Basic EPS Computation:
Net loss                                            $(4,196,297)           $(1,705,284)             $(536,415)
                                           ----------------------  ---------------------  ---------------------

Weighted average shares outstanding                   8,191,084              8,990,811              7,862,000
                                           ----------------------  ---------------------  ---------------------

Basic and Diluted EPS                                  $  (0.52)              $  (0.19)              $  (0.07)
                                           ----------------------  ---------------------  ---------------------



For the periods shown above, all options were excluded from the EPS calculation as their effect was anti-dilutive.

Note 11  Litigation

On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiff, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plantiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend against the claims.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects", "anticipates", "intends", "believes", "estimates", and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements. We assume no obligation to update any forward-looking statements or reason why actual results might differ.

         Because the color MRI Technology, to be marketed under the name ImageJava 2000, is not yet commercially available, the Company has no revenue. The Company's activities have been funded primarily by the sale of its common stock and by loans from its shareholders. There are presently no arrangements for either debt or equity financing and there is no assurance that the Company will be successful in obtaining funding for its plan of operation. The Company has no business alliance partners at this time and there is no assurance that the Company will be successful in making acceptable arrangements for the manufacturing, distribution and support of the software.

         On August 1, 2002, the Company received a letter from the University of South Florida Research Foundation ("USFRF") which asserted that the Company had materially breached its best-efforts obligations under the license agreement, which relates to the color MRI technology. The letter further stated that if the best-efforts breach was not cured within 45 days, then the USFRF License Agreement shall terminate. The Company has not breached its best efforts obligations under the agreement and sent a letter to USFRF stating its position. The Company believes that USFRF has no basis for terminating the license believes that it has been damaged by USFRF's letter. The Company is attempting to resolve the matter without litigation, but there is no assurance that its efforts will be successful. The loss of the license to the color MRI technology could have a materially adverse effect on the Company's future prospects.


         (i)  Cash Requirements

         The Company does not have enough cash to meet its requirements over the next twelve months. The Company must complete additional financing initiatives in 2002 to generate the liquidity necessary to continue its operations. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company's may be required to limit or cease its research and development activities or other operations, or otherwise modify its business strategy. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

         The Company needs a minimum of $500,000 during the next twelve months to fund its plan of operation. The Company plans to obtain capital through the sale of its common stock in private transactions exempt from registration. There is no assurance that the Company will be successful in raising capital on acceptable terms, if at all. If the Company is successful in raising additional capital, it will probably be dilutive to its existing shareholders.

         (ii) Product Development and Research Plan for the Next Twelve Months

         During the next twelve months, if the Company is able to obtain financing of at least $500,000, the Company plans to refine the alpha version of the software and to commence beta testing. It is anticipated that beta testing will be completed within six months of its commencement. After beta testing is complete, a commercial version of the software will be prepared. The Company then must obtain financing of an additional $500,000 to make arrangements for the manufacturing, distribution and support of the software, to perform site installations, to begin marketing the software and to repay outstanding loans.

         (iii) Expected Purchase or Sale of Plant and Significant Equipment

         None

         (iv)  Expected Significant Changes in Number of Employees

         None

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.


                            PART II OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiffs, committed a breach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend itself.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5  OTHER INFORMATION

     None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IMAGE ANALYSIS, INC.


                                     /s/ Thomas R. Coughlin, Jr.
                                     ---------------------------
                                     Thomas R. Coughlin, Jr.
                                     CEO

Date:  November 19, 2002

I, Thomas R. Coughlin, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Image Analysis, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 19, 2002


                                        /s/ Thomas R. Coughlin, Jr.
                                        -----------------------
                                        Thomas R. Coughlin, Jr.
                                        CEO and CFO