Form 10QSB
period 2002-06-30
IMAGE ANALYSIS INC
filed 2002-12-12
CIK 1080975

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

Yes  X            No   __
     --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 8,629,600 shares of Common Stock, $0.001 par value, outstanding as of August 15, 2002.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

     Incorporated herein by reference to Form 10-SB Amendment #1 Filed on September 13, 2002.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Incorporated herein by reference to Form 10-SB Amendment #1 Filed on September 13, 2002.


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

                            PART II OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

     Incorporated herein by reference to Form 10-SB Amendment #1 Filed on September 13, 2002.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Incorporated herein by reference to Form 10-SB Amendment #1 Filed on September 13, 2002.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     Incorporated herein by reference to Form 10-SB Amendment #1 Filed on September 13, 2002.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5  OTHER INFORMATION

     Incorporated herein by reference to Form 10-SB Amendment #1 Filed on September 13, 2002.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------
     EX 99.1 Certification pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

     Reports on Form 8-K
     -------------------
     None

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

Date:  December 12, 2002

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





Date: December 12, 2002


                                        /s/ Thomas R. Coughlin, Jr.
                                        -----------------------
                                        Thomas R. Coughlin, Jr.
                                        CEO and CFO